Form 10QSB
period 2007-02-28
Disaster Preparedness Systems Inc.
filed 2007-05-24
CIK 1383200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-52552

Disaster Preparedness Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1712523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3531 Commercial Street
Vancouver, B.C. V5N 4E8 Canada
(604) 785-0184
(Address of principal executive offices)

Val-U-Corp Services, Inc.
1802 North Carson Street, Suite 212
Carson City, NV 89701
(775) 887-8853
(Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ࿠    No ☒

The Issuer had 12,706,600 shares of common stock issued and outstanding as of May 21, 2007.

Transitional Small Business Disclosure Format (Check one):
࿠ Yes   ☒ No

Disaster Preparedness Systems, Inc.
(a Development Stage Company)

Form 10-QSB
for the period ended February 28, 2007

Certifications

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	February 28, 2007	November 30, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$32,133	$145,201
Inventory	-	25,921
Prepaid expenses	12,830	65,505
Due from related party (Note 7(c))	-	-

TOTAL ASSETS	$44,963	$236,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$907	$16,534
Accrued liabilities	128,656	69,802
Due to related parties (Note 7(a))	58,673	24,398
Registration Rights Liability (Note 6)	21,600	10,800
Promissory notes - related parties (Notes 4 and 7)	12,482	12,466
License fee payable - current (Note 3)	66,860	60,435
Convertible debentures - current (Note 5)	44,777	28,211

Total Current Liabilities	333,955	222,646

License Fee Payable - Long-term (Note 3)	110,000	125,000
Convertible Debentures - Long-term (Note 5)	51,882	70,749

TOTAL LIABILITIES	495,837	418,395

COMMITMENTS AND CONTINGENCIES (NOTES 1, 3, AND 8)

STOCKHOLDERS’ DEFICIT
Common stock
Authorized: 50,000,000 common shares, par value $0.001
Issued and outstanding: 12,620,200 and 12,577,000 common shares, respectively	12,620	12,577
Additional paid-in capital	1,008,417	997,660
Donated capital (Notes 7(a) and (b))	57,400	56,800
Deficit accumulated during development stage	(1,529,311)	(1,248,805)

Total Stockholders’ Deficit	(450,874)	(181,768)

TOTAL LIABILITES AND STOCKHOLDERS’ DEFICIT	$44,963	$236,627

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

(EXPRESSED IN US DOLLARS)

	Accumulated From November 30, 2004 (Date of Inception) to February 28, 2007	For the three Months Ended February 28, 2007	For the three Months Ended February 28, 2006

REVENUES
Sales	$38,299	$38,299	$-
Cost of sales	(35,214)	(35,214)	-

Gross profit	3,085	3,085	-

EXPENSES
Auto and travel	29,933	18,102	890
Consulting and management fees (Note 7(a))	614,350	137,062	28,322
Donated rent (Note 7(b))	5,400	600	600
Foreign exchange (gain) loss	8,198	(1,053)	1,514
License fee (Note 3)	600,000	-	-
Office and general	22,693	10,840	1,003
Professional fees	141,319	79,027	-
Research and development	60,251	14,509	2,311

	1,482,144	259,087	34,640

NET LOSS FROM OPERATIONS	(1,479,059)	(256,002)	(34,640)

Interest income	1,837	367	-
Interest expense and other finance costs	(52,089)	(24,871)	(2,845)

NET LOSS FOR THE PERIOD	$(1,529,311)	$(280,506)	$(37,485)
NET LOSS PER SHARE - BASIC AND DILUTED		$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		12,598,120	8,732,000

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

(EXPRESSED IN US DOLLARS)

	Accumulated From November 30, 2004 (Date of Inception) to February 28, 2007	For the three Months Ended February 28, 2007	For the three Months Ended February 28, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,529,311)	$(208,506)	$(37,485)
Adjustments to reconcile net loss to net cash from operating activities:
License fees	400,000	-	-
Consulting fees	247,073	52,624	-
Donated rent and services	57,400	600	600
Finance costs	32,400	21,600	-

Changes in operating assets and liabilities
Inventory	-	25,921	-
Prepaid expenses	(2,204)	-	-
Due from related party	(855)	-	(1,759)
Accounts payable and accrued liabilities	131,636	43,531	2,844
Due to related parties	58,673	34,275	(3,848)
License fee payable	177,715	(8,575)	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(427,473)	(110,530)	(39,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes, net of repayments	9,865	-	21,600
Proceeds from convertible debentures	138,161	-	17,280
Proceeds from issuance of common stock	352,487	-	-
Repayment of convertible debentures	(44,106)	-	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	456,407	-	38,880

EFFECT OF EXCHANGE RATE CHANGES	3,199	(2,538)	1,905

INCREASE (DECREASE) IN CASH	32,133	(113,068)	1,137

CASH, BEGINNING OF PERIOD	-	145,201	20,814

CASH, END OF PERIOD	$32,133	$32,133	$21,951

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for license	$400,000	$-	$-
Common shares issued for services	$247,073	$52,624	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Disaster Preparedness Systems, Inc. (the “Company”) was incorporated November 30, 2004 in the State of Nevada. By way of a license agreement dated December 15, 2004 and technology transfer agreement dated July 7, 2006, the Company acquired technologies and products in development from Duck Marine Systems, Inc. (“Duck”), a British Columbia research and development company located in British Columbia, Canada which has common directors and shareholders with the Company.

The Company will utilize the acquired technologies in connection with the design, manufacture, and marketing of equipment and technologies targeted to homeland security, disaster response, emergency preparedness, military, fire fighting, shipping, mining, industrial, transportation and environmental applications.

The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise sufficient equity financing or generate profitable operations. As at February 28, 2007, the Company has accumulated losses of $1,529,311 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On December 20, 2006, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission (“SEC”) to register up to: (i) 3,010,000 shares of common stock for the resale by existing shareholders from which the Company will not receive any proceeds and (ii) 3,010,000 shares of common stock from underlying warrants held by the same shareholders with an exercise price of $0.50 per common stock for potential net proceeds of $1,505,000 to the Company.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended November 30, 2006 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is November 30.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Inventory

Inventory cost is determined on a first-in, first-out basis.

(e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f)	Financial Instruments and Concentration Risk

The fair values of financial instruments which include cash, inventory, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

(g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(h)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(k)	Stock Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at February 28, 2007, the Company has not granted any stock options.

(l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As such, the Company is required to adopt these provisions effective this fiscal year end. The adoption of this statement has no material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 3: LICENSE AGREEMENT

Pursuant to a Licensing Agreement (the “License”) dated December 15, 2004 between the Company and Duck, the Company acquired an indefinite, exclusive world-wide license to develop, manufacture and market certain proprietary technologies and products developed by Duck. The License consisted primarily of proprietary technologies and products targeted to homeland security, disaster response, emergency preparedness, military, fire fighting, shipping, mining, industrial, transportation and environmental applications.

In consideration for the License, the Company issued 8,000,000 restricted shares of its common stock having a fair value of $400,000 and agreed to pay a further $200,000 on execution of the licensing agreement, of which $176,860 remain unpaid as at February 28, 2007.

Effective July 7, 2006, the Company and Duck entered into a Technology Transfer Agreement (the “Transfer Agreement”) relating to the above licensed proprietary technologies and products. The effect of the Transfer Agreement was to (i) more accurately describe the products and technologies acquired, (ii) amend the terms of payment of the $200,000 portion of the original consideration and (iii) to define the transaction as an outright transfer of all rights and title of the proprietary technology rather than an exclusive, indefinite license.

Under the terms of the Transfer Agreement, the $200,000 became payable as follows: $15,000 upon closing by the Company of an equity financing of $500,000 or more, and thereafter at a rate of $15,000 at the beginning of each quarter following the closing of the equity financing. Effective September 1, 2006, the Company completed an equity financing in excess of $500,000 and triggered the Transfer Agreement payment schedule. The Company and Duck agreed to apply a total of $14,565 in prior advances from the Company to Duck against amounts owing under the Transfer Agreement and $8,575 was repaid during the period, leaving a balance owing of $176,860 as at February 28, 2007.

Under the terms of the Transfer Agreement, the repayment schedule for the original consideration is as follows:

2007	$51,860
2008	$60,000
2009	$60,000
2010	$5,000

The Company expensed the $600,000 license fee when incurred as future cash flows in connection with this license are not determinable and accordingly the carrying value of this intangible asset is considered impaired in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

NOTE 4: PROMISSORY NOTES

During the years ended November 30, 2006 and 2005, the Company obtained unsecured loans by way of promissory notes totaling $31,826 and bearing interest at 12.5% per annum. As of February 28, 2007 and November 30, 2006, the Company owes, respectively, $12,482 (CDN $14,495) and $12,466 (CDN $14,140) in principal and accrued interest in connection with these promissory notes. These promissory notes and accrued interest are owing to certain directors of the Company and accordingly, have been classified as due to related parties.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

NOTE 5: CONVERTIBLE DEBENTURES

As at February 28, 2007, the Company has issued and unpaid Series A Debentures (“Series A”), of $96,659 (November 30, 2006 - $98,960) and accrued interest of $17,287 (November 30, 2006 - $14,649) which has been recorded as accrued liabilities. The Series A notes are unsecured, bear interest at 12.5% per annum, and mature between September 23, 2007 and July 17, 2008. The Company may repay any or all of the outstanding principal and interest prior to maturity without penalty. The unpaid principal and interest is convertible into common shares of the Company for a 30 day period commencing upon the Company successfully completing a public offering (the “IPO”). The price at which the unpaid principal and interest is convertible will be equal to one-half the price at which shares of the Company’s common stock are issued as part of the IPO.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, upon completion of the IPO, the Company will record, as a charge to operations in the period, the intrinsic value beneficial conversion feature inherent in these convertible debentures. As at February 28, 2007, the intrinsic value beneficial conversion feature is estimated to be $96,659 (November 30, 2006 - $98,960), which is limited to the value of the convertible debentures.

NOTE 6: COMMON STOCK

Common stock transactions for the three month period ended February 28, 2007

On January 15, 2007, the Company issued a total of 43,200 units with a fair value of $10,800 in connection with the penalty provision of the private placement financing, as described below. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years following the final closing of the financing.

Common stock transactions for the year ended November 30, 2006

On March 1, 2006, the Company issued 300,000 restricted shares of common stock at $0.15 per common share for consulting services with a fair value of $45,000.

On September 1, 2006, the Company completed a private placement of 2,160,000 units at a price of $0.25 per unit for gross proceeds of $540,000. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years following the final closing of the financing. In connection with this financing, the Company paid a placement agent fee of $54,000 and other legal and related share issuance costs of $134,245. Under the terms of the financing subscriptions, the Company is required to register the private placement shares and underlying warrants by way of a Registration Statement filed with the United States Securities and Exchange Commission. If the Company fails to meet certain deadlines with respect to (i) the timing of the filing of the SB-2; (ii) the date of the initial effectiveness of the SB-2; and (iii) the duration of the effectiveness of the SB-2, the number of private placement shares and warrants will be increased by a rate of 2% per month over the deadlines, to a maximum of 16%. As at November 30, 2006, the Company failed to file the initial SB-2 before the allotted deadline of the private placement and incurred a 2% penalty, or 43,200 additional units of the private placement, at $0.25 per unit with a fair value of $10,800. As at February 28, 2007 the Company failed to have the SB-2 declared effective before the allotted deadline and incurred an additional 4% penalty, or 86,400 additional units of the private placement, with a fair value of $21,600 which was recorded as a finance fee during the period. Refer to Note 10.

As part of the private placement, the Company also issued 250,000 common shares as a placement fee with a fair value of $62,500.

On September 1, 2006, the Company issued 850,000 units in exchange for corporate advisory services to be provided over a one-year period ended March 14, 2007. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years. The fair value of these units, which do not have registration rights provisions, has been recorded as deferred compensation of $170,000 and will be amortized on a straight-line basis over the service period.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

NOTE 6: COMMON STOCK (continued)

Effective November 15, 2006, the Company awarded a total of 285,000 restricted shares of common stock under the Stock option plan, as described below. These shares were issued in connection with various consulting agreements and the fair value of the shares has been recorded as prepaid expense totaling $42,750 and will be amortized on a straight-line basis over the respective service periods.

Stock option plan

Effective August 28, 2006, the Company adopted the Disaster Preparedness Systems, Inc. 2006 Incentive Plan (the “Plan”). The Plan allows for the award of Incentive Stock Options, Nonqualified Stock Options or restricted shares in order to advance the interests of the Company and encourage ownership in the Company by employees, consultants and directors of the Company. A maximum of 1,850,000 shares are issuable under the Plan with terms, conditions and restrictions determined at the discretion of the Board provided that options are not to be granted at less than fair market value and for terms greater than ten years. A total of 1,565,000 common shares remain for future issuances under the Plan.

NOTE 7: RELATED PARTY TRANSACTIONS

(a)
During the three month period ended February 28, 2007, the Company incurred $76,721 (2006 - $21,410) in consulting and management fees to certain directors and relatives of certain directors of the Company. As at February 28, 2007, the Company owes $58,673 (November 30, 2006 - $24,398) of consulting and management fees which are unsecured, non-interest bearing and without specific terms of repayment.

(b)
During the three month period ended February 28, 2007, the Company incurred $600 (2006 - $600) of rent expense that was donated by a director of the Company at a rate of $200 per month. The amount has been recorded as donated capital.

(c)	Refer to Note 8 regarding employment agreements with two Directors of the Company.

(d)	Refer to Note 4 regarding proceeds received from related parties pursuant to the promissory notes.

(e)	Refer to Note 9 regarding an unsecured loan received by the Company from a Director.

NOTE 8: COMMITMENTS

Effective December 30, 2004, the Company entered into Employment Agreements (the “Agreements”) with two Directors of the Company for annual salaries of $120,000 for each of the Directors. Each of the Agreements is for a term of 5 years from the effective date, subject to automatic one year renewals if no amendments or cancellations are made to the Agreements. Under the terms of the Agreements, the management salaries commence upon completion by the Company of a minimum of $500,000 of debt or equity financing. On September 1, 2006, the Company completed a private placement financing for proceeds of $540,000 (Refer to Note 6) which activated the terms of the Agreement. For the period ended February 28, 2007, the Company recorded management salaries of $60,000, of which $58,673 (November 30, 2006 - $24,398) remain outstanding (Refer to Note 7(a)).

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)

NOTE 9: SUBSEQUENT EVENTS

The Company is indebted to the unit holders of the private placements (as described in Note 6) for additional units with respect to penalties relating to the failure to file the initial SB-2 Registration Statement (“SB-2”) within 45 days of the closing date of the private placement and the failure to have the SB-2 declared effective within 120 days of the closing of the private placement. The Company filed its’ initial SB-2 on December 20, 2006 which was declared effective as of April 4, 2007. The total penalty incurred was 129,600 units with a total fair value of $32,400 of which $10,800 was accrued as of November 30, 2006 and the remaining $21,600 was accrued as of February 28, 2007. During the three month period ended February 28, 2007, 43,200 of the penalty units with a total fair value of $10,800 were issued. In April 2007, the remaining penalty units were issued.

In April 2007, a director of the Company loaned the Company $38,924 (CDN$45,000) and was issued an unsecured promissory note in connection therewith. Under the terms of the note, the amounts are unsecured, bearing interest at 12.5% per annum, and are due on demand. The Company is using the proceeds of the note for general working capital.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Interim Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

For the three months ended February 28, 2007 compared to the three months ended February 28, 2006

Results of Operations

We recorded a net loss of $256,002 for the three months ended February 28, 2007 as compared to a net loss of $34,640 for the three months ended February 28, 2006. The increase in net loss was due primarily to an increase in consulting and management fees of $108,740 and an increase in professional fees of $79,027.

Revenues and cost of sales for the three months ended February 28, 2007 were $38,299 and $35,214 respectively as compared to $0 for the three months ended February 28, 2006.

Operating expenses totaled $259,087 for the three months ended February 28, 2007 as compared to $34,640 for the three months ended February 28, 2006. Operating expenses are comprised of auto and travel expenses, consulting and management fees (including $52,624 of non-cash consulting fees on the fair value of shares issued for consulting services), foreign exchange gains and losses, office and general expenses, professional fees, donated rent (resulting from office space provided rent free to us by a director), and research and development costs.

Interest expense and other finance costs were $24,871 for the three months ended February 28, 2007 as compared to $2,845 for the three months ended February 28, 2006, an increase of $22,026 resulting primarily from a non-cash finance fee of $21,600 being the estimated cost of SB-2 late filing penalties incurred in connection with the financing completed during the fourth quarter of 2006.

Liquidity and Capital Resources

As at February 28, 2007, we had current and total assets of $44,963 as compared to $236,627 as at November 30, 2006, a decrease of $191,664. Total assets as at November 30, 2006 consists of cash on hand of $145,201, inventory of $25,921 and prepaid expenses of $65,505 as compared to cash on hand of $32,133, inventory of $NIL and prepaid expenses of $12,830 as at February 28, 2007.

As at February 28, 2007, we had current liabilities of $333,955 and total liabilities of $495,837 as compared to current liabilities of $222,646 and total liabilities of $418,395 as at November 30, 2006. The increase in current liabilities at February 28, 2007 is attributable primarily to an increase in accounts payable and accrued liabilities of $58,854, an increase in amounts due to related parties of $34,275 and an increase in the current portion of the convertible debentures of $16,566.

As a result, we had a working capital deficit of $288,992 as at February 28, 2007 as compared to a working capital surplus of $13,981 as at November 30, 2006.

We believe we will require approximately a minimum of $2 million over the next twelve months in carrying out our anticipated plan of operations, subject to the availability of additional financing. To date we have had limited revenue to provide incoming cash flows to sustain future operations. The ability of our company to emerge from the development stage with respect to any planned principal business activity is dependent upon its our efforts to enter into the market place, signing distribution and joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern. The financial statements contained within this Report have been prepared on a going concern basis, which implies we will continue to realize its assets and discharge its liabilities in the normal course of business. From inception through February 28, 2007, we had accumulated losses of $1,529,311. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities for the three months ended February 28, 2007 used cash of $110,530 as compared to $39,648 for the three months ended February 28, 2006, which reflect our recurring operating losses. Operating activities have primarily used cash as a result of the development of our technology and organizational activities such as ongoing consulting, management and professional fees.

Investing Activities

There were no investing activities for each of the three month periods ended February 28, 2007 and 2006 and for the period from November 30, 2004 (inception) to February 28, 2007.

Financing Activities

As we have had limited revenues since inception, we have financed our operations to date primarily through debt and equity financing. For the three months ended February 28, 2007, cash provided by financing activities totaled $NIL as compared to $38,880 for three months ended February 28, 2006. Cash provided by financing activities for the three months ended February 28, 2006 consisted primarily of; (i) proceeds from promissory notes of $21,600 and (ii) proceeds from convertible debentures of $17,280.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that our critical accounting policies and estimates are as follows:

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of the financials statements included in this prospectus, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

ITEM 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosures.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the Section “Management’s Discussion and Analysis or Plan of Operation” and elsewhere relate to future events and expectations and as such constitute “Forward-Looking Statement” within the meaning of the Private Securities Litigation Act of 1995. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under the caption “Risk Factors” included in the Company’s registration statement on Form SB-2 (File No. 333-139528) and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

PART II. OTHER INFORMATION

Item 5. Other Information.

Distribution by Duck Marine

In April 2007, the shareholders of our majority shareholder, Duck Marine Systems Inc. (“Duck”), approved the pro rata distribution of all shares of our common stock then owned by Duck, constituting 8,000,000 shares of our common stock, to the Duck shareholders, some of whom are executive officers and directors of our company (including Mark Henrickson and Ron Rogers). The transaction is exempt from registration in reliance upon Regulation S under the Securities Act of 1933, as amended, which we refer to herein as the Securities Act.

Business Update

In late January 2007, representatives of our company met with elected officials representing the State of Arkansas and the City of Camden, Arkansas, and officials of the Arkansas Department of Economic Development. Discussions focused on the possibility of our locating our manufacturing operations to the City of Camden and the extent to which the State of Arkansas could provide industrial revenue bonds to support the operations. Discussions with Arkansas and Camden officials are on-going, and we expect these initiatives to continue in the second and third quarters of 2007.

Should they come to fruition, the opportunities in Arkansas are expected to provide our company with an opportunity to set up a manufacturing capability while also creating additional cash-flow by doing contract work for the defense industry. It is also possible that we could establish a training and demonstration facility in Camden.

In keeping with management’s plan, we exhibited at the Fire East Conference and Exposition in Jacksonville Florida in late January 2007. We displayed a full compliment of our equipment, including our USAR training trailer, hydraulic power module, amphibious utility vehicle, DP500 high output pump. We also exhibited and have been field testing products targeted to our market that we are considering distributing for third parties, including HYCON hydraulic hand tools and the LifeGuardTM people detector.

The response to our equipment demonstration was positive and the knowledge gained at this exposition has assisted us in determining its marketing approach to the fire and rescue market. Trade shows are very seldom the location to sell equipment; they do however create leads and plant the potential for future sales. We are following up on numerous sales leads at this time. As evidenced by the comments at the trade show, we are planning to implement demonstration teams in the field in order to follow up on potential sales. We believe this will facilitate providing potential customers with very specific demonstrations in their chosen environments and in some cases hands-on testing.

At such as our securities become publicly-traded on the OTC Bulletin Board (which is expected in June 2007, but of which no assurances can be given), we will seek to raise additional funds from third parties and will dedicate funds towards creating demonstration teams which will each be equipped with disaster preparedness trucks, amphibious utility vehicles, high output pumps, hydraulic tools, and USAR training trailers.

Item 6. Exhibits.

Number	Description
31.1	Certification Pursuant To Sarbanes-Oxley Section 302
31.2	Certification Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)
32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Disaster Preparedness Systems, Inc.,

Date: May 24, 2007	By:	/s/ Mark J. Henrickson
Mark J. Henrickson President and CEO (Principal Executive Officer)

Date: May 24, 2007	By:	/s/ Fredric W.D. Juzda
Fredric W.D. Juzda Chief Financial Officer (Principal Financial Officer)

S-1