Form 10QSB
period 2007-05-31
Disaster Preparedness Systems Inc.
filed 2007-07-23
CIK 1383200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

The Issuer had 12,706,600 shares of common stock issued and outstanding as of July 18, 2007.

Transitional Small Business Disclosure Format (Check one): ☐  Yes   ☒ No

Disaster Preparedness Systems, Inc.
(a Development Stage Company)

Form 10-QSB
for the period ended May 31, 2007

Index

Page
Part I. Financial Information

Item 1. Financial Statements

Balance Sheets as of May 31, 2007 (unaudited) and November 30, 2006 (audited)	1

Interim Statements of Operations for the three months ended May 31, 2007 and 2006 (unaudited)	2

Interim Statements of Cash Flows for the three months ended May 31, 2007 and 2006 (unaudited)	3

Notes to Interim Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	13

Note on Forward Looking Statements	13

Part II. Other Information

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	S-1

Certifications

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31,2007	November 30, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,155	$145,201
Due from related party (Note 7(c))	1,077	-
Inventory	-	25,921
Prepaid expenses	2,329	65,505

TOTAL ASSETS	$19,561	$236,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$128,489	$16,534
Accrued liabilities	29,178	69,802
Due to related parties (Note 7(a))	92,888	24,398
Registration rights liability (Note 6)	-	10,800
Promissory notes - related parties (Notes 4 and 7)	65,412	12,466
License fee payable (Note 3)	81,860	60,435
Convertible debentures (Note 5)	97,354	28,211

Total Current Liabilities	495,181	222,646

License Fee Payable - (Note 3)	95,000	125,000
Convertible Debentures (Note 5)	7,220	70,749

TOTAL LIABILITIES	597,401	418,395

COMMITMENTS AND CONTINGENCIES (NOTES 1, 3, AND 8)

STOCKHOLDERS’ DEFICIT
Common stock
Authorized: 50,000,000 common shares, par value $0.001
Issued and outstanding: 12,706,600 and 12,577,000 common shares, respectively	12,706	12,577
Additional paid-in capital	1,029,931	997,660
Donated capital (Notes 7(a) and (b))	58,000	56,800
Deficit accumulated during development stage	(1,678,477)	(1,248,805)

Total Stockholders’ Deficit	(577,840)	(181,768)

TOTAL LIABILITES AND STOCKHOLDERS’ DEFICIT	$19,561	$236,627

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

(EXPRESSED IN US DOLLARS)

	Accumulated From November 30, 2004 (Date of Inception) to May	For the Six Months Ended		For the Three Months Ended
	31, 2007	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006

REVENUES
Sales	$38,299	$38,299	$-	$-	$-
Cost of sales	(35,214)	(35,214)	-	-	-

Gross profit	3,085	3,085	-	-	-

EXPENSES
Auto and travel	32,155	20,324	1,963	2,222	1,073
Consulting and management fees (Note 7(a))	708,134	230,846	109,930	93,784	81,608
Donated rent (Note 7(b))	6,000	1,200	1,200	600	600
Foreign exchange	18,918	9,667	7,587	10,720	6,073
License fee (Note 3)	600,000	-	-	-	-
Office and general	32,965	21,112	1,912	10,272	909
Professional fees	162,493	100,201	10,270	32,174	10,270
Research and development	66,868	21,126	3,512	6,617	1,201

	1,627,533	404,476	136,374	156,389	101,734

NET LOSS FROM OPERATIONS	(1,624,448)	(401,391)	(136,374)	(156,389)	(101,734)

Interest income	1,861	391	-	24	-
Interest expense and other finance costs	(55,890)	(28,672)	(7,563)	(3,801)	(4,718)

NET LOSS FOR THE PERIOD	$(1,678,477)	$(429,672)	$(143,937)	$(160,166)	$(106,452)
NET LOSS PER SHARE - BASIC AND DILUTED		$(0.03)	$(0.02)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		12,631,000	8,882,000	12,663,000	9,029,000

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

(EXPRESSED IN US DOLLARS)

	Accumulated From November 30, 2004 (Date of Inception) to May 31, 2007	For the Six Months Ended May 31, 2007	For the Six Months Ended May 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,678,477)	$(429,672)	$(143,937)
Adjustments to reconcile net loss to net cash from operating activities:
License fees	400,000	-	-
Consulting fees	257,750	63,301	45,000
Donated rent and services	58,000	1,200	1,200
Finance costs	32,400	21,600	-

Changes in operating assets and liabilities
Inventory	-	25,921	-
Prepaid expenses	(2,329)	(125)	-
Due from related party	(1,932)	(1,077)	(5,495)
Accounts payable and accrued liabilities	160,369	72,264	4,394
Due to related parties	92,888	68,490	(3,848)
License fee payable	177,715	(8,575)	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(503,616)	(186,673)	(102,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes, net of repayments	57,670	47,805	21,786
Proceeds from convertible debentures	138,161	-	63,181
Proceeds from issuance of common stock	352,487	-	-
Repayment of convertible debentures	(44,106)	-	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	504,212	47,805	84,967

EFFECT OF EXCHANGE RATE CHANGES	15,559	9,822	11,938

INCREASE (DECREASE) IN CASH	16,155	(129,046)	(5,781)

CASH, BEGINNING OF PERIOD		145,201	20,814

CASH, END OF PERIOD	$16,155	$16,155	$15,033

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for license	$400,000	$-	$-
Common shares issued for services	$257,750	$63,301	$45,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Disaster Preparedness Systems Inc. (the “Company”) was incorporated November 30, 2004 in the State of Nevada. By way of a license agreement dated December 15, 2004 and technology transfer agreement dated July 7, 2006, the Company acquired technologies and products in development from Duck Marine Systems, Inc. (“Duck”), a British Columbia research and development company located in British Columbia, Canada which has common directors and shareholders with the Company.

The Company will utilize the acquired technologies in connection with the design, manufacture, and marketing of equipment and technologies targeted to homeland security, disaster response, emergency preparedness, military and fire fighting applications, shipping, mining, industrial, transportation and environmental applications.

The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise sufficient equity financing or generate profitable operations. As at May 31, 2007, the Company has accumulated losses of $1,678,477 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On December 20, 2006, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission (“SEC”), which was declared effective on April 4, 2007, to register up to 3,010,000 shares of common stock for the resale by existing shareholders from which the Company will not receive any proceeds. In addition, the SB-2 registered 3,010,000 shares of common stock from underlying warrants held by existing shareholders at $0.50 per common stock for net proceeds of $1,505,000 to the Company. The SB-2 was declared effective on April 4, 2007. As at May 31, 2007, no underlying warrants have been exercised by the warrant holders.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

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

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007
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

Inventory consists of a hydraulic unit used for fire fighting and is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

(e)	Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

(f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)	Financial Instruments and Concentration Risk

The fair values of financial instruments which include cash, inventory, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

(h)	Basic and Diluted Net Income (Loss) Per Share

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

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	Long-Lived Assets

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

(j)	Foreign Currency Translation

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

(k)	Income Taxes

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

(l)	Stock Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at February 28,, 2007, the Company has not granted any stock options.

(m)	Recent Accounting Pronouncements

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

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)	Recent Accounting Pronouncements (continued)

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

NOTE 3: LICENSE AGREEMENT

Pursuant to a Licensing Agreement (the “License”) dated December 15, 2004 between the Company and Duck, the Company acquired an indefinite, exclusive world-wide license to develop, manufacture and market certain proprietary technologies and products developed by Duck. The License consisted primarily of proprietary technologies and products targeted to homeland security, disaster response, emergency preparedness, military and fire fighting applications, shipping, mining, industrial, transportation and environmental applications.

In consideration for the License, the Company issued 8,000,000 restricted shares of common stock having a fair value of $400,000 and agreed to pay a further $200,000 on execution of the licensing agreement, of which $176,860 remain unpaid as at May 31, 2007.

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

Under the terms of the Transfer Agreement, the $200,000 became payable as follows: $15,000 upon closing by the Company of an equity financing of $500,000 or more, and thereafter at a rate of $15,000 at the beginning of each quarter following the closing of the equity financing. Effective September 1, 2006, the Company completed an equity financing in excess of $500,000 and triggered the Transfer Agreement payment schedule. The Company and Duck agreed to apply a total of $14,565 in prior advances from the Company to Duck against amounts owing under the Transfer Agreement and $8,575 was repaid during the period, leaving a balance owing of $176,860 as at May 31, 2007.

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

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

NOTE 4: PROMISSORY NOTES

During the years ended November 30, 2006 and 2005, the Company obtained unsecured loans by way of promissory notes totaling $31,826 and bearing interest at 12.5% per annum. During the six months ended May 31, 2007, the Company obtained a further $51,239 (CDN $55,000) of unsecured loans by way of promissory notes payable on demand and bearing interest at 12.5% per annum. As at May 31, 2007, the Company owes $65,412 (CDN $70,213) (November 30, 2006 - $12,466 (CDN $14,140)) in principal and accrued interest in connection with these promissory notes.

These promissory notes and accrued interest are owing to certain directors of the Company and accordingly, have been classified as due to related parties.

NOTE 5: CONVERTIBLE DEBENTURES

As at May 31, 2007, the Company has issued and outstanding Series A Debentures (“Series A”), of $104,574 (November 30, 2006 - $98,960) and accrued interest of $21,998 (November 30, 2006 - $14,649) which has been recorded as accrued liabilities. The Series A notes are unsecured, bear interest at 12.5% per annum, and mature between September 23, 2007 and July 17, 2008. The Company may repay any or all of the outstanding principal and interest prior to maturity without penalty. The unpaid principal and interest is convertible into common shares of the Company for a 30 day period commencing upon the Company successfully completing a public offering (the “IPO”). The price at which the unpaid principal and interest is convertible will be equal to one-half the price at which shares of the Company’s common stock are issued as part of the IPO.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, upon completion of the IPO, the Company will record, as a charge to operations in the period, the intrinsic value beneficial conversion feature inherent in these convertible debentures. As at February 28, 2007, the intrinsic value beneficial conversion feature is estimated to be $104,574 (November 30, 2006 - $98,960), which is limited to the value of the convertible debentures.

NOTE 6: COMMON STOCK

Common stock transactions for the six month period ended May 31, 2007

On January 15, 2007 and April 15, 2007, the Company issued 43,200 units and 86,400 units, respectively, a combined fair value of $32,400 in connection with the penalty provision of the private placement financing, as described below. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years following the final closing of the financing.

Common stock transactions for the year ended November 30, 2006

On March 1, 2006, the Company issued 300,000 restricted shares of common stock at $0.15 per common share for consulting services with a fair value of $45,000.

On September 1, 2006, the Company completed a private placement of 2,160,000 units at a price of $0.25 per unit for gross proceeds of $540,000. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years following the final closing of the financing. In connection with this financing, the Company paid a placement agent fee of $54,000 and other legal and related share issuance costs of $134,245. Under the terms of the financing subscriptions, the Company is required to register the private placement shares and underlying warrants by way of a Registration Statement filed with the United States Securities and Exchange Commission. If the Company fails to meet certain deadlines with respect to (i) the timing of the filing of the SB-2; (ii) the date of the initial effectiveness of the SB-2; and (iii) the duration of the effectiveness of the SB-2, the number of private placement shares and warrants will be increased by a rate of 2% per month over the deadlines, to a maximum of 16%. As at November 30, 2006, the Company failed to file the initial SB-2 before the allotted deadline of the private placement and incurred a 2% penalty, or 43,200 additional units of the private placement, at $0.25 per unit with a fair value of $10,800. During the period ended May 31, 2007, the Company’s SB-2 was declared effective subsequent to having incurred an additional 4% penalty, or 86,400 additional units of the private placement, at $0.25 per unit with a fair value of $21,600 which was recorded as a finance fee during the period. As described above, the total additional units incurred were issued during the period.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

NOTE 6: COMMON STOCK (continued)

Common stock transactions for the year ended November 30, 2006 (continued)

As part of the private placement, the Company also issued 250,000 common shares at $0.25 per share as a placement fee with a fair value of $62,500.

On September 1, 2006, the Company issued 850,000 units in exchange for corporate advisory services to be provided over a one-year period ended March 14, 2007. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years. The fair value of these units, which do not have registration rights provisions, has been recorded as deferred compensation of $170,000 and has been amortized on a straight-line basis over the service period.

Effective November 15, 2006, the Company awarded a total of 285,000 restricted shares of common stock under the Stock option plan, as described below. These shares were issued in connection with various consulting agreements and the fair value of the shares was recorded as prepaid expense totaling $42,750 and has been amortized on a straight-line basis over the respective service periods.

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, November 30, 2006	3,010,000	$0.50
Issued during the period	129,600	$0.50
Exercised during the period	—	—

Balance, May 31, 2007	3,139,600	$0.50

	Number of Warrants	Expiry Date

Warrants outstanding, May 31, 2007	3,139,600	September 1, 2011

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

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

NOTE 7: RELATED PARTY TRANSACTIONS

(a)
During the six month period ended May 31, 2007, the Company incurred $151,899 (2006 - $57,958) in consulting and management fees to certain directors and relatives of certain directors of the Company. As at May 31, 2007, the Company owes $92,243 (November 30, 2006 - $24,398) of consulting and management fees and $645 (November 30, 2006 - $nil) in travel reimbursements which are unsecured, non-interest bearing and due on demand.

(b)
During the six month period ended May 31, 2007, the Company incurred $1,200 (2006 - $1,200) of rent expense that was donated by a director of the Company at a rate of $200 per month. The amount has been recorded as donated capital.

(c)	During the six month period ended May 31, 2007, the Company advanced $1,077 (2006 - $Nil) to a relative of a director. The amount is unsecured, non-interest bearing and due on demand.

(d)	Refer to Note 8 regarding employment agreements with two Directors of the Company.

(e)
Refer to Note 4 regarding proceeds received from related parties pursuant to promissory notes. In addition, during the three months ended May 31, 2007, the Company obtained a further $47,805 of unsecured loans by way of promissory notes payable on demand and bearing interest at 12.5% per annum from Ronald Rennie, a director of the Company.

NOTE 8: COMMITMENTS

On December 30, 2004, the Company entered into Employment Agreements (the “Agreements”) with two Directors of the Company for annual salaries of $120,000 for each of the Directors. Each of the Agreements is for a term of 5 years from the effective date, subject to automatic one year renewals if no amendments or cancellations are made to the Agreements. Under the terms of the Agreements, the management salaries commence upon completion by the Company of a minimum of $500,000 of debt or equity financing. On September 1, 2006, the Company completed a private placement financing for proceeds of $540,000 (Refer to Note 6) which activated the effective date of the Agreement. For the six months ended May 31, 2007, the Company recorded management salaries of $120,000, of which $92,243 (November 30, 2006 - $24,398) remains outstanding (Refer to Note 7(a)).

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

For the six months ended May 31, 2007 compared to the six months ended May 31, 2006

Results of Operations

We recorded a net loss of $401,391 for the six months ended May 31, 2007 as compared to a net loss of $136,374 for the six months ended May 31, 2006. The increase in net loss was due primarily to an increase in consulting and management fees of $120,916 and an increase in professional fees of $89,931.

Revenues and cost of sales for the six months ended May 31, 2007 were $38,299 and $35,214 respectively as compared to $NIL for the six months ended May 31, 2007.

Operating expenses totaled $404,476 for the six months ended May 31, 2007 as compared to $136,374 for the six months ended May 31, 2007. Operating expenses are made up of auto and travel expenses of $18,361, consulting and management fees (including $52,624 of non-cash consulting fees on the fair value of shares issued for consulting services) of $120,916, foreign exchange gains and losses, office and general expenses, professional fees of $89,931, donated rent (resulting from office space provided rent free to us by a director), and research and development costs of $17,614.

Interest expense and other finance costs were $28,672 for the six months ended May 31, 2007 as compared to $7,563 for the six months ended May 31, 2006, an increase of $21,109 resulting primarily from a non-cash finance fee of $21,000 being the cost of SB-2 late filing penalties incurred in connection with the financing completed during the fourth quarter of 2006.

Liquidity and Capital Resources

As at May 31, 2007, we had current and total assets of $19,561 as compared to $236,627 as at November 30, 2006, a decrease of $217,066. Total assets as at November 30, 2006 consists of cash on hand of $145,201, inventory of $25,921 and prepaid expenses of $65,505 as compared to cash on hand of $16,155, inventory of $NIL , prepaid expenses of $2,329, and monies due from related parties of $1,077 as at May 31, 2007.

As at May 31, 2007, we had current liabilities of $495,181 and total liabilities of $597,401 as compared to current liabilities of $222,646 and total liabilities of $418,395 as at November 30, 2006. The increase in current liabilities at May 31, 2007 is attributable primarily to an increase in accounts payable of $111,955, an increase in amounts due to related parties of $121,436, an increase in the current portion of the convertible debentures of $69,143, and an increase in license fee payable of $21,425. The later two amounts were reclassified from long term to current.

As a result, we had a working capital deficit of $475,620 as at May 31, 2007 as compared to working capital of $13,981 as at November 30, 2006.

We currently believe we will require approximately a minimum of $3 million over the next twelve months in carrying out our plan of operations, subject to the availability of additional financing. To date we have had limited revenue to provide incoming cash flows to sustain future operations. The ability of our company to emerge from the development stage with respect to any planned principal business activity is dependent upon its our efforts to enter into the market place, signing distribution and joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern. The financial statements contained within this prospectus have been prepared on a going concern basis, which implies we will continue to realize its assets and discharge its liabilities in the normal course of business. From inception through May 31, 2007, we had accumulated losses of $1,678,477. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities for the six months ended May 31, 2007 used cash of $186,673 as compared to $102,686 for the six months ended May 31, 2007, which reflect our recurring operating losses. Operating activities have primarily used cash as a result of the development of our technology and organizational activities such as ongoing consulting, management and professional fees.

Investing Activities

There were no investing activities for each of the six month periods ended May 31, 2007 and 2006 and for the period from November 30, 2004 (inception) to May 31, 2007.

Financing Activities

As we have had limited revenues since inception, we have financed our operations to date primarily through debt and equity financing. For the six months ended May 31, 2007, cash provided by financing activities totaled $47,805 as compared to $84,967 for six months ended May 31, 2006. Cash provided by financing activities for the six months ended May 31, 2006 consisted primarily of; (i) proceeds from promissory notes of $47,805 .

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

NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the Section “Management’s Discussion and Analysis or Plan of Operation” and elsewhere relate to future events and expectations and as such constitute “Forward-Looking Statement” within the meaning of the Private Securities Litigation Act of 1995. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. “Such factors include, among others, those listed under the caption “Risk Factors” included in the Company’s registration statement on Form SB-2 (File No. 333-139528) and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

PART II. OTHER INFORMATION

Item 5. Other Information.

Distribution by Duck Marine

In April 2007, the shareholders of our majority shareholder, Duck Marine Systems Inc. (“Duck”), approved the pro rata distribution of all shares of our common stock then owned by Duck, constituting 8,000,000 shares of the our common stock, to the Duck shareholders, some of whom are executive officers and directors of DPSI. The transaction is exempt from registration in reliance upon Regulation S under the Securities Act of 1933, as amended. The distribution is expected to be undertaken in the second half of 2007.

Business Update

In late January 2007, we met with elected officials representing the State of Arkansas and the City of Camden, Arkansas, and officials of the Arkansas Department of Economic Development. Discussions focused on the company locating its manufacturing operations in the City of Camden, and the extent to which the State of Arkansas could provide industrial revenue bonds to support the operations. Discussions with State and City officials are on-going and have expanded to include the prospect of joint ventures with Camden area businesses. These discussions are continuing.

We believe the opportunities in Arkansas will give us an opportunity to set up manufacturing while also creating additional cash-flow by undertaking contract work for the defense industry. It is also possible that we could establish a training /demonstration facility in Camden. These discussions are also on-going.

In keeping with management’s plans, we exhibited at the Fire East Conference and Exposition in Jacksonville Florida January 26 and 27, 2007, where we displayed a full compliment of equipment, including our USAR training trailer, hydraulic power module, amphibious utility vehicle, DP500 high output pump, Hycon hydraulic hand tools and the LifeGuard people detector. The response to our equipment was positive and the knowledge learned has greatly assisted us in determining our marketing approach to the fire and rescue market. Trade shows are very seldom the location to sell equipment; however, we believe that they do however create leads for future potential sales. We are following up on sales leads at this time. As evidenced by the comments at the trade show, we need to implement demo teams in the field in order to follow up on potential sales. We believe this will facilitate providing customers with very specific demonstrations in their chosen environments and in some cases hands-on testing.

We plan exhibit to exhibit at two more trade shows late in the third quarter of 2007. At such time as our securities become publicly-traded on the OTC Bulletin Board (which is expected in July or August 2007, but of which no assurances can be given), we will seek to raise additional funds from third parties and will dedicate funds towards creating demonstration teams which will each be equipped with disaster preparedness trucks, amphibious utility vehicles, high output pumps, hydraulic tools, and USAR training trailers.

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

Disaster Preparedness Systems, Inc.,

Date: July 20, 2007	By:	/s/ Mark J. Henrickson
Mark J. Henrickson President and CEO (Principal Executive Officer)

Date: July 20, 2007	By:	/s/ Fredric W.D. Juzda
Fredric W.D. Juzda Chief Financial Officer (Principal Financial Officer)

S-1