Form 10QSB
period 2007-08-31
Disaster Preparedness Systems Inc.
filed 2007-10-22
CIK 1383200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

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

The Issuer had 12,706,600 shares of common stock issued and outstanding as of October 10, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☒    No ☐

Disaster Preparedness Systems, Inc.
(a Development Stage Company)

Form 10-QSB
for the period ended August 31, 2007

-i-

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	August 31, 2007	November 30, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$44	$145,201
Due from related party (Note 7(c))	1,090	-
Inventory	-	25,921
Prepaid expenses	-	65,505
TOTAL ASSETS	$1,134	$236,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$160,792	$16,534
Accrued liabilities	29,638	69,802
Due to related parties (Note 7(a))	145,536	24,398
Registration Rights Liability (Note 6)	-	10,800
Promissory notes - related parties (Note 4)	68,093	12,466
License fee payable - current (Note 3)	94,500	60,435
Convertible debentures - current (Note 5)	105,806	28,211

Total Current Liabilities	604,365	222,646

License Fee Payable - Long-term (Note 3)	80,000	125,000
Convertible Debentures - Long-term (Note 5)	-	70,749

TOTAL LIABILITIES	684,365	418,395

COMMITMENTS AND CONTINGENCIES (NOTES 1, 3, AND 8)

STOCKHOLDERS’ DEFICIT
Common stock
Authorized: 50,000,000 common shares, par value $0.001
Issued and outstanding: 12,706,600 and 12,577,000 common shares, respectively	12,706	12,577
Additional paid-in capital	1,029,931	997,660
Donated capital (Note 7 (b))	58,600	56,800
Deficit accumulated during development stage	(1,784,468)	(1,248,805)
Total Stockholders’ Deficit	(683,231)	(181,768)
TOTAL LIABILITES AND STOCKHOLDERS’ DEFICIT	$1,134	$236,627

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

(EXPRESSED IN US DOLLARS)

	Accumulated From November 30, 2004	For the Nine Months Ended		For the Three Months Ended
	(Date of Inception) to August 31, 2007	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

REVENUES
Sales	$38,299	38,299	$-	$-	$-
Cost of sales	(35,214)	(35,214)	-	-	-
Gross profit	3,085	3,085	-	-	-

EXPENSES
Auto and travel	33,051	21,220	3,538	896	1,575
Consulting and management fees (Note 7(a))	776,497	299,209	122,571	68,363	12,641
Donated rent (Note 7(b))	6,600	1,800	1,800	600	600
Foreign exchange (gain) loss	16,001	6,750	7,930	(2,917)	343
License fee (Note 3)	600,000	-	-	-	-
Office and general	35,134	23,281	4,202	2,169	2,290
Professional fees	192,868	130,576	7,324	30,375	(2,946)
Research and development	68,210	22,468	3,952	1,342	440
	1,728,361	505,304	151,317	100,828	14,943

NET LOSS FROM OPERATIONS	(1,725,276)	(502,219)	(151,317)	(100,828)	(14,943)

Interest income	1,861	391		-
Interest expense and other finance costs	(61,053)	(33,835)	(13,009)	(5,163)	(5,446)

NET LOSS FOR THE PERIOD	$(1,784,468)	$(535,663)	$(164,326)	(105,991)	$(20,389)

NET LOSS PER SHARE - BASIC AND DILUTED		$(0.04)	$(0.02)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		12,656,000	8,932,300	12,706,600	9,032,000

The accompanying notes are an integral part of these interim financial statements.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(EXPRESSED IN US DOLLARS)

	Accumulated From November 30, 2004 (Date of Inception) to August 31, 2007	For the Nine Months Ended August 31, 2007	For the Nine Months Ended August 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,784,468)	$(535,663)	$(164,326)

Adjustments to reconcile net loss to net cash from operating activities:
License fees	400,000	-	-
Consulting fees	257,750	63,301	45,000
Donated rent and services	58,600	1,800	1,800
Finance costs	32,400	21,600	13,009

Changes in operating assets and liabilities
Inventory	-	25,921	-
Prepaid expenses and other	-	2,204	-
Due from related party	(855)	-	(7,716)
Accounts payable and accrued liabilities	195,137	107,032	5,378
Due to related parties	144,446	120,048	(3,848)
License fee payable	175,355	(10,935)	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(521,635)	(204,692)	(110,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	83
Proceeds from promissory notes, net of repayments	57,670	47,805	21,961
Proceeds from convertible debentures	138,161	-	70,494
Proceeds from issuance of common stock	352,487	-	(10,000)
Repayment of convertible debentures	(44,106)	-	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	504,212	47,805	82,538

EFFECT OF EXCHANGE RATE CHANGES	17,467	11,730	7,351

INCREASE (DECREASE) IN CASH	44	(145,157)	(20,814)

CASH, BEGINNING OF PERIOD	-	145,201	20,814

CASH, END OF PERIOD	$44	$44	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for license	$400,000	$-	$-
Common shares issued for services	$257,750	$63,301	$45,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2007

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

The Company utilizes the acquired technologies in connection with the design, manufacture, and marketing of equipment and technologies targeted to homeland security, disaster response, emergency preparedness, military, fire fighting, shipping, mining, industrial, transportation and environmental applications.

The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise sufficient equity financing or generate profitable operations. As at August 31, 2007, the Company has a working capital deficit of $603,231 and accumulated losses of $1,784,468 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission (“SEC”) to register up to 3,010,000 shares of common stock for the resale by existing shareholders from which the Company will not receive any proceeds. The SB-2 was declared effective on April 4, 2007. The SB-2 also registered 3,010,000 shares of common stock from underlying warrants held by existing shareholders at $0.50 per common stock for potential net proceeds of $1,505,000.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These unaudited interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is November 30.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2007

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)	Financial Instruments and Concentration Risk

The fair values of financial instruments which include cash, inventory, accounts payable, accrued liabilities, and amounts due from and to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2007

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

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at August 31, 2007, the Company has not granted any stock options.

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

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2007

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

In consideration for the License, the Company issued 8,000,000 restricted shares of common stock having a fair value of $400,000 and agreed to pay a further $200,000 on execution of the licensing agreement.

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

Under the terms of the Transfer Agreement, the $200,000 became payable as follows: $15,000 upon closing by the Company of an equity financing of $500,000 or more, and thereafter at a rate of $15,000 at the beginning of each quarter following the closing of the equity financing. Effective September 1, 2006, the Company completed an equity financing in excess of $500,000 and triggered the Transfer Agreement payment schedule. The Company and Duck agreed to apply a total of $14,565 in prior advances from the Company to Duck against amounts owing under the Transfer Agreement and $10,935 was repaid during the nine-month period, leaving a balance owing of $174,500 as at August 31, 2007.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2007

(Unaudited)

Under the terms of the Transfer Agreement, the repayment schedule for the original consideration is as follows:

NOTE 3:    LICENSE AGREEMENT (CONTINUED)

2007	$49,500
2008	$60,000
2009	$60,000
2010	$5,000

The $600,000 license fee was charged to operations immediately, as future cash flows in connection with this license were not determinable and accordingly the carrying value of this intangible asset was considered impaired in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

NOTE 4:    PROMISSORY NOTES

During the years ended November 30, 2006 and 2005, the Company obtained unsecured loans by way of promissory notes totaling $31,826 and bearing interest at 12.5% per annum. During the nine month period ended August 31, 2007, the Company obtained a further $51,239 (CDN $55,000) unsecured loans by way of promissory notes payable on demand and bearing interest at 12.5% per annum. As at August 31, 2007, the Company owes $68,093 (CDN $72,240) (November 30, 2006 - $12,466 (CDN $14,140)) in principal and accrued interest in connection with these promissory notes.

These promissory notes and accrued interest are owing to certain directors of the Company and accordingly, have been classified as due to related parties.

NOTE 5:    CONVERTIBLE DEBENTURES

As at August 31, 2007, the Company has outstanding Series A Debentures (“Series A”), of $104,574 (November 30, 2006 - $98,960) and accrued interest of $25,591 (November 30, 2006 - $14,649) which has been recorded as accrued liabilities. The Series A notes are unsecured, bear interest at 12.5% per annum, and mature between September 23, 2007 and July 17, 2008. The Company may repay any or all of the outstanding principal and interest prior to maturity without penalty. The unpaid principal and interest is convertible into common shares of the Company for a 30 day period commencing upon the Company successfully completing a public offering (the “IPO”). The price at which the unpaid principal and interest is convertible will be equal to one-half the price at which shares of the Company’s common stock are issued as part of the IPO.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, upon completion of the IPO, the Company will record, as a charge to operations in the period, the intrinsic value beneficial conversion feature inherent in these convertible debentures. As at August 31, 2007, the intrinsic value beneficial conversion feature is estimated to be $105,806 (November 30, 2006 - $98,960), which is limited to the value of the convertible debentures.

NOTE 6:    COMMON STOCK

Common stock transactions for the nine month period ended August 31, 2007

On January 15, 2007 and April 15, 2007, the Company issued 43,200 units and 86,400 units respectively with a combined fair value of $32,400 in connection with the penalty provision of the private placement financing, as described below. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years following the final closing of the financing.

Common stock transactions for the year ended November 30, 2006

On March 1, 2006, the Company issued 300,000 restricted shares of common stock at $0.15 per common share for consulting services with a fair value of $45,000.

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2007

(Unaudited)

NOTE 6:    COMMON STOCK (CONTINUED)

On September 1, 2006, the Company completed a private placement of 2,160,000 units at a price of $0.25 per unit for gross proceeds of $540,000. Each unit consists of one common share of the Company and one common stock purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.50 per share for a period of 5 years following the final closing of the financing. In connection with this financing, the Company paid a placement agent fee of $54,000 and other legal and related share issuance costs of $134,245. Under the terms of the financing subscriptions, the Company is required to register the private placement shares and underlying warrants by way of a Registration Statement filed with the United States Securities and Exchange Commission. If the Company failed to meet certain deadlines with respect to (i) the timing of the filing of the SB-2; (ii) the date of the initial effectiveness of the SB-2; and (iii) the duration of the effectiveness of the SB-2, the number of private placement shares and warrants will be increased by a rate of 2% per month over the deadlines, to a maximum of 16%. As at November 30, 2006, the Company failed to file the initial SB-2 before the allotted deadline of the private placement and incurred a 2% penalty, or 43,200 additional units of the private placement, at $0.25 per unit with a fair value of $10,800. During the period ended August 31, 2007, the Company’s SB-2 was declared effective subsequent to having incurred an additional 4% penalty, or 86,400 additional units of the private placement, at $0.25 per unit with a fair value of $21,600 which was recorded as a finance fee during the period. As described above, the total additional units incurred were issued during the period.

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

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, November 30, 2006	3,010,000	$0.50
Issued during the period	129,600	$0.50
Exercised during the period	-	-
Balance, August 31, 2007	3,139,600	$0.50

	Number of Warrants	Expiry Date

Warrants outstanding, August 31, 2007	3,139,600	September 1, 2011

DISASTER PREPAREDNESS SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2007

(Unaudited)

NOTE 6:    COMMON STOCK (CONTINUED)

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

NOTE 7:    RELATED PARTY TRANSACTIONS

(a)
During the nine month period ended August 31, 2007, the Company incurred $217,152 (2006 - $76,407) in consulting and management fees to certain directors and relatives of certain directors of the Company. As at August 31, 2007, the Company owes $145,536 (November 30, 2006 - $24,398) of consulting and management fees which are unsecured, non-interest bearing and without specific terms of repayment.

(b)
During the nine month period ended August 31, 2007, the Company incurred $1,800 (2006 - $1,800) of rent expense that was donated by a director of the Company at a rate of $200 per month. The amount has been recorded as donated capital.

(c)	During the nine month period ended August 31, 2007, the Company advanced $1,077 (2006 - $Nil) to a relative of a director. The amount is unsecured, non-interest bearing and due on demand.

(d)	Refer to Note 8 regarding employment agreements with two Directors of the Company.

(e)	Refer to Note 4 regarding proceeds received from related parties pursuant to the promissory notes.

NOTE 8:    COMMITMENTS

Effective December 30, 2004, the Company entered into Employment Agreements (the “Agreements”) with two executive officers of the Company for annual salaries of $120,000 for each of the executive officers. Each of the Agreements is for a term of 5 years from the effective date, subject to automatic one year renewals if no amendments or cancellations are made to the Agreements. Under the terms of the Agreements, the management salaries commence upon completion by the Company of a minimum of $500,000 of debt or equity financing. On September 1, 2006, the Company completed a private placement financing for proceeds of $540,000 (Refer to Note 6) which activated the terms of the Agreement. For the nine month period ended August 31, 2007, the Company recorded management salaries of $180,000, of which $145,536 (November 30, 2006 - $24,398) remains outstanding. Refer to Note 7(a).

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

For the nine months ended August 31, 2007 compared to the nine months ended August 31, 2006

Results of Operations

We recorded a net loss of $535,663 for the nine months ended August 31, 2007 as compared to a net loss of $164,326 for the nine months ended August 31, 2006. The increase in net loss was due primarily to an increase in consulting and management fees of $176,638 and an increase in professional fees of $123,252

Revenues and cost of sales for the nine months ended August 31, 2007 were $38,299 and $35,214 respectively as compared to $NIL for the nine months ended August 31, 2006.

Operating expenses totaled $505,304 for the nine months ended August 31, 2007 as compared to $151,317 for the nine months ended August 31, 2006. Operating expenses are made up of auto and travel expenses of $21,220, consulting and management fees (including $63,301 of non-cash consulting fees on the fair value of shares issued for consulting services) of $299,209, foreign exchange gains and losses, office and general expenses, professional fees of $130,576, donated rent (resulting from office space provided rent free to us by a director), and research and development costs of $22,468.

Interest expense and other finance costs were $33,835 for the nine months ended August 31, 2007 as compared to $13,009 for the nine months ended August 31, 2006, an increase of $20,826 resulting primarily from a non-cash finance fee of $21,000 being the cost of SB-2 late filing penalties incurred in connection with the financing completed during the fourth quarter of 2006.

Liquidity and Capital Resources

As at August 31, 2007, we had current and total assets of $1,134 as compared to $236,627 as at November 30, 2006, a decrease of $235,493. Total assets as at November 30, 2006 consists of cash on hand of $145,201, inventory of $25,921 and prepaid expenses of $65,505 as compared to cash on hand of $44, inventory of $NIL , and due from related party 1,090.

As at August 31, 2007, we had current liabilities of $604,365 and total liabilities of $684,365 as compared to current liabilities of $222,646 and total liabilities of $418,395 as at November 30, 2006. The increase in current liabilities at August 31, 2007 is attributable primarily to an increase in accounts payable of $144,258, an increase in amounts due to related parties of $121,138 an increase in the current portion of the convertible debentures of $77,595, and an increase in license fee payable of $34,065. The latter two amounts were primarily as a result of being reclassified from long term to current liabilities.

As a result, we had a working capital deficit of $603,231 as at August 31, 2007 as compared to working capital of $13,981 as at November 30, 2006.

We currently believe we will require approximately a minimum of $3 million over the next twelve months in carrying out our plan of operations, subject to the availability of additional financing. To date we have had limited revenue to provide incoming cash flows to sustain future operations. The ability of our company to emerge from the development stage with respect to any planned principal business activity is dependent upon our efforts to enter into the market place, sign distribution and joint venture agreements, raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern. The financial statements contained within this prospectus have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. From inception through August 31, 2007, we had accumulated losses of $1,784,468. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities for the nine months ended August 31, 2007 used cash of $204,692 as compared to $110,703 for the nine months ended August 31, 2006, which reflect our recurring operating losses. Operating activities have primarily used cash as a result of the development of our technology and organizational activities such as ongoing consulting, management and professional fees.

Investing Activities

There were no investing activities for each of the nine month periods ended August 31, 2007 and 2006 and for the period from November 30, 2004 (inception) to August 31, 2007.

Financing Activities

As we have had limited revenues since inception, we have financed our operations to date primarily through debt and equity financing. For the nine months ended August 31, 2007, cash provided by financing activities totaled $47,805 as compared to $82,538 for nine months ended August 31, 2006. Cash provided by financing activities for the nine months ended August 31, 2006 consisted of proceeds from promissory notes of $47,805 .

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that August suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

PART II. OTHER INFORMATION

Item 5. Other Information.

Distribution by Duck Marine

In April 2007, the shareholders of our majority shareholder, Duck Marine Systems Inc. (“Duck”), approved the pro rata distribution of all shares of our common stock then owned by Duck, constituting 8,000,000 shares of the our common stock, to the Duck shareholders, some of whom are executive officers and directors of DPSI. The transaction is exempt from registration in reliance upon Regulation S under the Securities Act of 1933, as amended. The distribution is expected to be undertaken in the by the end of 2007.

Business Update

As previously disclosed, in 2007, we have had meetings with elected officials representing the State of Arkansas and the City of Camden, Arkansas, and officials of the Arkansas Department of Economic Development. Discussions have focused on our company locating its manufacturing operations in the City of Camden, and the extent to which the State of Arkansas could provide $3 million in industrial revenue bonds to support this initiative. The current discussions also include the potential for contract acquisition rights for defense industry contract work. Discussions with State and City officials are continuing.

We believe the opportunities in Arkansas will give us the ability to set up manufacturing while also creating additional cash-flow by undertaking contract work for the defense industry. It is also possible that we could establish a training /demonstration facility in Camden. These discussions are also on-going.

As it relates to our marketing initiatives, in keeping with management’s plans, we exhibited at two trade shows over the past nine months, including the Fire East Conference and Exposition in Jacksonville, Florida in January 2007, where we displayed a full compliment of equipment, including our USAR training trailer, hydraulic power module, amphibious utility vehicle, DP500 high output pump, Hycon hydraulic hand tools and the LifeGuard people detector. The second trade show was the International Fire Chiefs Convention and Trade Show in Atlanta on August 24 and 25, 2007, where we once again demonstrated the USAR Trailer, this one being a version on loan from the Indian River Training Academy. We believe the response to our equipment at both shows was very positive and the experience gained has greatly assisted us in determining our marketing approach to the fire and rescue industry. Our expectation is that our attendance at trade shows will result in leads for future sales. We are following up on sales leads at this time. As evidenced by the comments at the trade show, our marketing strategy will include forming demonstration teams in the field in order to follow up on potential sales. We believe this will facilitate providing customers with very specific demonstrations in their chosen environments and, in some cases, hands-on testing.

We plan to exhibit at two more trade shows late in the fourth quarter of 2007. At such time as our securities become publicly-traded on the OTC Bulletin Board (which is expected in October or November 2007, but of which no assurances can be given), we will seek to raise additional funds from third parties and will dedicate funds towards creating demonstration teams which will each be equipped with disaster preparedness trucks, amphibious utility vehicles, high output pumps, hydraulic tools, and USAR training trailers.

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

Date: October 22, 2007
By: /s/ Mark J. Henrickson

Mark J. Henrickson
President and CEO
(Principal Executive Officer)

Date: October 22, 2007
By: /s/ Fredric W.D. Juzda

Fredric W.D. Juzda
Chief Financial Officer
(Principal Financial Officer)

S-1